Form 10QSB
period 2000-09-30
LAPTA ACQUISITION CORP II
filed 2000-11-14
CIK 1118167

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

------------------------------------------

FORM 10-QSB


(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

Or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
 Securities Exchange Act of 1934

For the transition period from ________ to ________


0-31061
Commission File Number
                            ----------------------


LAPTA ACQUISITION CORPORATION II
(Exact name of small business issuer as specified in its charter)


            NEVADA                               91-2056340
  (State of Incorporation)           (IRS Employer Identification No.)


1800 CENTURY PARK EAST, SUITE 600, LOS ANGELES, CA  90067
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (310)229-5722

Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
-----      -----

As of November 12, 2000, the registrant had outstanding 5,000,000 shares of its Common Stock, $.0001 par value.

LAPTA ACQUISITION CORPORATION II

FORM 10-QSB REPORT INDEX



										PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Balance Sheet as of September 30, 2000        3

        Consolidated Statements of Losses for the Three Months
        Ended September 30, 2000                                   4

        Consolidated Statements of Cash Flows
        Months Ended September 30, 2000                            5

        Notes to Unaudited Consolidated Financial Statements
        September 30, 2000                                         6

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION                           6

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                        7

ITEM 5.   OTHER INFORMATION                                        7

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         7

SIGNATURES                                                         8

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

LAPTA ACQUISITION CORPORATION II
(A DEVELOPMENTAL STAGE COMPANY)
CONSOLIDATED BALANCE SHEET


                                                           SINCE
                                                           INCEPTION
                                      SEPTEMBER 30,2000    JUNE 30, 2000

ASSETS

Current assets:

    Cash                                $     500          $    500
      Organization costs less
       accumulated amortization                 -                 -
                                        ---------           -------
                                        $     500          $    500
                                         ========           =======

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:

    Total current liabilities                   -                -

Stockholders' equity:
  Preferred stock, par value, $.001
   per share; 20,000,000 shares
   authorized ; none issued                     -                -
  Common stock, par value $.0001 per
   share; 100,000,000 shares
   authorized; 5,000,000 shares
   issued                                     500              500

Additional paid-in capital                  1,330            1,330
Deficit accumulated during
   development stage                       (1,330)          (1,330)
                                         --------          -------
   Total stockholders' equity                 500              500
                                         --------          -------
                                         $    500          $   500
                                         ========          =======






         The accompanying notes are an integral part of these statements.

LAPTA ACQUISITION CORPORATION II
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF LOSSES



                                                            PERIOD FROM
                                                            JUN 30, 2000
                                          THREE             (DATE OF
                                          MONTHS            INCEPTION)
                                          ENDED             THROUGH
                                          SEPT 30,2000      SEPT 30,2000
                                          ------------      ------------
                                           (UNAUDITED)      (UNAUDITED)

Costs and expenses:

     Professional Fees                              -                 750
     Organization Costs                    $        -          $      580
     Net Loss                              $                   $    1,330
                                            ---------           ---------
     Loss per common share
       (basic and assuming dilution)       $     0.00          $     0.00
     Weighted average common shares
       Outstanding                          5,000,000           5,000,000
                                            =========           =========



























        The accompanying notes are an integral part of these statements.

                        LAPTA ACQUISITION CORPORATION II
                           STATEMENTS OF CASH FLOWS
                        (A DEVELOPMENTAL STAGE COMPANY)

                                                            PERIOD FROM
                                                            JUN 30, 2000
                                          THREE             (DATE OF
                                          MONTHS            INCEPTION)
                                          ENDED             THROUGH
                                          SEPT 30,2000      SEPT 30,2000
                                          ------------      ------------
                                           (UNAUDITED)      (UNAUDITED)

Cash flows from operating activities:

     Net loss                             $         -        $   (1,330)
                                           ----------         ----------
     Net cash provided by operating
       Activities                                   -            (1,330)
                                           ----------         ----------
Cash flows from financing activities:

     Issuance of common stock                       -             1,830
                                           ----------         ----------
     Net increase in cash                           0             1,830
     Cash - beginning of period                   500               500
                                           ----------         ----------
     Cash - end of period                  $      500         $     500
                                           ==========         ==========




















             The accompanying notes are an integral part of these statements.

                         LAPTA ACQUISITION CORPORATION II
                        (A DEVELOPLMENTAL STAGE COMPANY)
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000
                                 (UNAUDITED)
NOTE A

1.  Basis of Presentation
    ---------------------

The accompanying unaudited financial statements have been prepared by Lapta Acquisition Corporation. (the "Company" ") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with annual report of LAPTA ACQUISITION CORPORATION II included in the Form 10-SB for the period ended June 30, 2000, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended September 30, 2000 are not indicative of the results that may be expected for the year ended December 31, 2000.

2.  Use of Estimates
    ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

The Company intends to merge with or acquire a business entity in exchange for the Company's securities. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's officer and director nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company or identified any particular acquisition candidate. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited and no assurance can be given that any of the persons contacted or solicited will be interested in consummating a business combination. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both. Additionally, the Company's sole officer and director may receive a referral fee or other compensation from the target business with which the Company consummates a business combination. The Company has no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company up to a maximum of 10 hours per month, without cash compensation. The president anticipates that the business plan of the Company can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. Management is currently involved with soliciting target companies on behalf of blank check companies, and is involved in creating additional blank check companies similar to this one. A conflict may arise in the event that another blank check company with which management is affiliated actively seeks a target company. Management anticipates that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or by lot. Other blank check companies that may be formed, however, may differ from the Company in certain matters such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other characteristics. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation or choice by lot.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Furnish the exhibits required by Item 601 of Regulation S-B.

         None

         (b) Reports on Form 8-K.

         None

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LAPTA ACQUISITION CORPORATION II

                                        By:  /s/ Mike M. Mustafoglu
                                             ------------------------
                                                 Mike M. Mustafoglu
                                                 Chairman and CEO


Date:  November 12, 2000